Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP CORTS TR FOR PECO ENERGY CAP TR III
filed 2007-03-28
CIK 1283464

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
   December 31, 2006                                           001-32089

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

                             Yes X(1)      No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

_____________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes  __       No  X


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

Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                 successor thereto

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

Item 14.     Controls and Procedures

             Not Applicable

                                    PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a)      The following documents are also filed as part of this Report:

          3. Exhibits:

            99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            99.2      Annual Compliance Report by Trustee.

(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

            1. Trustee's Distribution Statement for the April 30, 2006 Distribution Date filed on Form 8-K on May 12, 2006.

            2. Trustee's Distribution Statement for the October 31, 2006 Distribution Date filed on Form 8-K on 2. November 8, 2006.

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

                                 Structured Products Corp., as depositor for the Trusts (the "Registrant")




Dated:  March 28, 2007           By:      /s/ John W. Dickey
                                 ----------------------------
                                 Name:    John W. Dickey
                                 Title:   Authorized Signatory

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


                                    By:      /s/ John W. Dickey
                                    ----------------------------
                                    Name:   John W. Dickey
                                    Title:  Authorized Signatory
                                    Date:   March 28, 2007

                                                                    Exhibit 99.2

                          ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Peco Energy Capital Trust III, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                            /s/ Marlene Fahey
                                    -------------------------
                                    Name:   Marlene Fahey
                                    Title:  Vice President
                                    Date:   March 28, 2007

                                 EXHIBIT INDEX

Exhibit                                                                     Page

 99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 99.2       Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section
            7241.